Form 10-Q
period 1996-03-31
CORVITA CORP /FL/
filed 1996-05-15
CIK 925174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                             --------   ---------

                          COMMISSION FILE NO. 0-24882

                              CORVITA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         FLORIDA                                    59-2745022
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


                             8210 N.W. 27TH STREET
                             MIAMI, FLORIDA  33122
                    (Address of principal executive offices)


                                 (305) 599-3100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes  X                                          No
                 ---                                           ---

At May 14, 1996, Registrant had 7,158,631 shares of Common Stock, par value $.001 per share, outstanding.

================================================================================

                      CORVITA CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                                   10-Q INDEX


PART I.  -  FINANCIAL INFORMATION                                                  PAGE NO.
- - ---------------------------------                                                  --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1995 and March 31,
         1996  (unaudited)                                                           3

         Consolidated Statements of Operations for each of the three and nine month periods ended March 31, 1995 and 1996 and
         the period April 7, 1987 (inception) through March 31, 1996
         (unaudited)                                                                 4

         Consolidated Statements of Cash Flows for each of the nine month periods ended March 31, 1995 and 1996 and the period
         April 7, 1987 (inception) through March 31, 1996 (unaudited)                5

         Notes to Consolidated Financial Statements (unaudited)                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   9


PART  II.  -  OTHER INFORMATION
- - -------------------------------

Items 1 through 6                                                                    20

Exhibit Index                                                                        20

Signatures Page                                                                      22

                                     PART I
Item 1.   FINANCIAL STATEMENTS

                      CORVITA CORPORATION AND SUBSIDIARIES
                         (A  Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                   (In 000's)

                                                                        June 30,       March 31,
                                                                         1995            1996
                                                                      ----------    -------------
                                                                                      (Unaudited)
                                ASSETS
CURRENT ASSETS
   Cash                                                               $    1,303    $         324
   Commercial paper                                                        4,491                -
   Accounts receivable                                                       220              245
   Inventory                                                                 105               54
   Prepaid expenses & other current assets                                   384              247
                                                                      ----------    -------------
        Total current assets                                               6,503              870

PROPERTY AND EQUIPMENT - Net                                               1,100            1,201
PATENTS AND TRADEMARKS - Net                                                 533              527
INVESTMENT IN AFFILIATE                                                       26               46
                                                                      ----------    -------------
TOTAL ASSETS                                                          $    8,162    $       2,644
                                                                      ==========    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                   $      401    $         764
   Accrued expenses                                                          734            3,154
   Current portion of notes payable                                          321              254
                                                                      ----------    -------------
        Total current liabilities                                          1,456            4,172
                                                                      ----------    -------------
LONG-TERM NOTES PAYABLE - Net of current portion                             785              810
                                                                      ----------    -------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock; $.001 par value; 18,750,000 shares authorized;
     7,042,081 and 7,106,149 shares outstanding at June 30, 1995 and
     March 31, 1996, respectively                                              7                7
   Additional paid-in capital                                             31,541           31,605
   Deficit accumulated during the development stage                      (25,601)         (33,930)
   Cumulative translation adjustments                                        (26)             (20)
                                                                      ----------    -------------
        Total stockholders' equity (deficit)                               5,921           (2,338)
                                                                      ----------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                                              $    8,162    $       2,644
                                                                      ==========    =============




               See notes to consolidated financial statements.

                      CORVITA CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                                          April 7, 1987
                                                   For the three months ended    For the nine months ended  (Inception)
                                                             March 31,                  March 31,             Through
                                                 ----------------------------   --------------------------   March 31,
                                                      1995            1996          1995          1996         1996
                                                 ------------  --------------   -----------  ------------  ------------
                                                   (In 000's)     (In 000's)     (In 000's)    (In 000's)   (In 000's)

REVENUES
   Product sales                                 $        224  $          288  $        597  $        667  $   3,050
   Royalties                                                -               9             -            11         11
   Consulting services and other                           41               -           182            20      1,038
   License fee                                              -               -             -             -      1,000
   Sale of invention records                              250               -           250             -        525
                                                 ------------  --------------  ------------  ------------  ---------
      Total revenues                                      515             297         1,029           698      5,624
                                                 ------------  --------------  ------------  ------------  ---------

MANUFACTURING EXPENSES
   Cost of sales and manufacturing overhead               484             480         1,446         1,580      7,289
                                                 ------------  --------------  ------------  ------------  ---------
   Gross profit (loss)                                     31            (183)         (417)         (882)    (1,665)
                                                 ------------  --------------  ------------  ------------  ---------

OPERATING EXPENSES
   Research and development                               734           1,252         2,041         3,406     19,541
   Research purchased                                       -               -             -         2,000      2,000
   Selling, general and administrative                    632             700         1,678         2,258     11,380
                                                 ------------  --------------  ------------  ------------  ---------
      Total operating expenses                          1,366           1,952         3,719         7,664     32,921
                                                 ------------  --------------  ------------  ------------  ---------

OTHER INCOME (EXPENSE)
   Interest income (expense), net                          93              (2)           86            47        641
   Grants and other income (expense), net                 283              (1)          289           150        799
   Withdrawn public offering expense                        -               -          (200)            -       (456)
   Loss on partial sale of affiliate                        -               -             -             -       (146)
   Equity in net income (loss) of affiliate                22             (25)          (52)           20       (104)
   Gain (loss) from foreign currency, net                  (2)              -             -             -        (78)
                                                 ------------  --------------  ------------  ------------  ---------
      Total other income (expense)                        396             (28)          123           217        656
                                                 ------------  --------------  ------------  ------------  ---------
       NET LOSS                                  $       (939) $       (2,163) $     (4,013) $     (8,329) $ (33,930)
                                                 ============  ==============  ============  ============  =========


Net loss per common share                        $      (0.13) $        (0.30) $      (0.88) $      (1.18)
                                                 ============  ==============  ============  ============
Weighted average shares outstanding                 7,073,258       7,104,373     4,535,973     7,077,655
                                                 ============  ==============  ============  ============



                See notes to consolidated financial statements.

                      CORVITA CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     For the nine months ended     April 7, 1987
                                                                              March 31,             (Inception)
                                                                      ---------------------           Through
                                                                          1995       1996          March 31, 1996
                                                                      ----------  ---------        --------------
                                                                       (In 000's) (In 000's)         (In 000's)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $   (4,013) $  (8,329)    $      (33,930)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                           272        349              2,108
     Gain on the sale or disposition of equipment                            (25)        (4)               (28)
     Proceeds received from equipment in construction contract               181         20                 60
     Loss from patent abandonment                                              -         22                 22
     Foreign exchange gain                                                     -          -                (12)
     Loss on partial sale of affiliate                                         -          -                146
     Equity in net (income) loss of affiliate                                 52        (20)               104
     Interest expense satisfied by issuance of stock                           -          -                 73
     Common stock issued for services received                                 -          -                 47
     (Increase)/decrease in -
     Accounts receivable                                                     157        (24)              (205)
     Accrued interest income receivable                                     (133)       128                  -
     Inventories                                                             105         47                (40)
     Additions to construction in progress of equipment for resale           (80)         -                (88)
     Prepaid expenses and other current assets                              (450)       133               (367)
     Increase/(decrease) in -
     Accounts payable                                                        (47)       381                734
     Accrued expenses                                                       (468)     2,465              3,379
                                                                      ----------  ---------     --------------
         Net cash used by operating activities                            (4,449)    (4,832)           (27,997)
                                                                      ----------  ---------     --------------
INVESTING  ACTIVITIES
   Net sale (purchase) of treasury bills and commercial paper             (6,346)     4,363                  -
   Additions to property and equipment                                      (154)      (471)            (3,167)
   Additions to patents                                                      (38)       (57)              (528)
   Proceeds from the sale of property and equipment                            -          -                151
   Effect of partial sale of affiliate                                         -          -               (224)
                                                                      ----------  ---------     --------------
         Net cash provided (used) by investing activities                 (6,538)     3,835             (3,768)
                                                                      ----------  ---------     --------------
FINANCING  ACTIVITIES
   Proceeds from issuance of short-term notes payable                        600          -              3,600
   Proceeds from issuance of common stock, net                            11,868         64             12,351
   Proceeds from issuance of Series A, B, C, D and E
      preferred stock, net                                                     -          -             18,062
   Proceeds from sale of treasury shares                                       -          -                  4
   Proceeds from issuance of notes payable                                    31        179              3,510
   Principal repayment of short-term notes payable                        (2,100)         -             (3,600)
   Principal repayment of notes payable                                     (252)      (207)            (1,829)
                                                                      ----------  ---------     --------------
         Net cash provided by financing activities                        10,147         36             32,098
   Effect of exchange rate changes on cash                                    31        (18)                (9)
                                                                      ----------  ---------     --------------
NET INCREASE (DECREASE) IN CASH                                             (809)      (979)               324
CASH, BEGINNING OF PERIOD                                                  1,639      1,303                  -
                                                                      ----------  ---------     --------------
CASH, END OF PERIOD                                                   $      830  $     324     $          324
                                                                      ==========  =========     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

      Cash paid for interest                                          $      131  $      42     $          531
                                                                      ==========  =========     ==============



                See notes to consolidated financial statements.

                      CORVITA CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corvita Corporation (the "Company") is a Florida corporation founded in December 1986, which commenced operations in April 1987. The Company is a development stage company which is developing several lines of vascular grafts (i.e., artificial arteries) to be used to bypass, repair or replace diseased human arteries during bypass surgery or introduced via catheters and minimal invasive surgical techniques. The Company's vascular grafts utilize Corethane(R), a specialty medical polymer developed and manufactured by the Company. Substantially all of the Company's products are in various stages of development and clinical trials or early stages of sales in the United States, Western Europe, Japan and Latin America. To achieve profitable operations, the Company must successfully complete the development and clinical trials of its products, obtain required regulatory approvals, manufacture in sufficient quantities on a cost effective basis and achieve market acceptance. There can be no assurance that the Company's efforts in these regards will be successful.

BASIS OF PRESENTATION.   The accompanying consolidated financial statements
have been prepared assuming that the Company will continue as a going concern. The Company has accumulated a significant deficit during the development stage and requires additional financing to continue funding the development and marketing of its products. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The accompanying consolidated financial statements include the accounts of Corvita Corporation and its wholly-owned subsidiary Corvita Europe, S.A. (collectively, the "Company"). Corvita Europe, S.A. includes the accounts of its 90%-owned subsidiary, Laboratoire Corvita, S.A.R.L. (Corvita Corporation owns an additional 9% of Laboratoire Corvita, S.A.R.L.). The Company's investment and 48% equity in the results of operations of Corvita Canada, Inc. are reflected in the Company's consolidated statements on the equity method. From April 1994 through March 31, 1996, the Company recognized approximately ($104,000) representing its 48% share of equity in the net loss of Corvita Canada, Inc. At March 31, 1996, the value of the Company's 48% interest in Corvita Canada, Inc. was approximately $46,000.

CORVITA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the consolidated balance sheets, statements of operations and cash flows. The consolidated statements of operations for the nine months ended March 31, 1996, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996.


NOTE 2 - INCOME TAXES

At March 31, 1996, the Company had net operating loss carryforwards (including estimates for the first nine months of fiscal 1996) of approximately $25,200,000 for income tax purposes, expiring in the years 2002 through 2011. Additionally, at March 31, 1996, the Company had research and development credit carryforwards (including estimates for the first nine months of fiscal
1996) of approximately $930,000 expiring in the years 2003 through 2012. As a result of certain equity transactions, the Company has experienced a greater than 50% change of ownership, on each of May 23, 1990 and November 5, 1992, as defined in Section 382 of the Internal Revenue Code. As a result, there are annual limitations with respect to approximately $7.5 million of the net operating loss carryforwards, and approximately $300,000 of research and development costs credits. Net operating losses of approximately $17.7 million and research and development credits of approximately $630,000 arising after November 5, 1992, remain unrestricted. The Company has not recognized any benefit for these operating loss and credit carryforwards because their ultimate realization is not certain.

The Company has entered into an agreement with Pfizer, Inc. HPG Acquisition Corp. in which a change of greater than fifty percent ownership is expected to occur with respect to the Company during the latter part of May 1996. As a result of this change of ownership, annual limitations will apply to all net operating losses and research credits that have arisen before the change date.


NOTE 3 - NET LOSS PER COMMON SHARE

Net loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

CORVITA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning July 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.


NOTE 5 - SUBSEQUENT EVENT

On April 11, 1996, the Company and Pfizer Inc. ("Pfizer") jointly announced that they had signed an Agreement and Plan of Merger ("Merger Agreement") pursuant to which HPG Acquisition Corp., a wholly-owned subsidiary of Pfizer, will acquire all of the outstanding stock of Corvita at $10.25 per share, or approximately $85 million. To implement the agreement, Pfizer's subsidiary commenced a cash tender offer on April 17, 1996. Consummation of the merger is conditioned on, among other things, the tender of at least a majority of the outstanding shares of Corvita, on a fully diluted basis, in the tender offer. Shareholders owning approximately 20% of the outstanding shares of Corvita have entered into binding agreements to tender their shares. Assuming the successful completion of the prospective merger, Corvita will operate as a business of the Pfizer Hospital Products Group (HPG).

                     CORVITA CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)

                                   PART I.
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

Since the commencement of operations in 1987, the Company has been engaged in designing, developing, clinically testing, producing and marketing artificial arteries. These artificial arteries are also known as endoluminal grafts and synthetic vascular grafts (the "Corvita Grafts"). Endoluminal grafts and synthetic vascular grafts reline, replace, repair or bypass occluded, damaged, dilated or severely diseased arteries. Endoluminal grafts combine a graft lining with a metallic stent which holds the graft in place inside an artery. The Corvita Grafts include (i) the Corvita Endoluminal Grafts, implanted with minimally invasive techniques similar to those used for balloon angioplasty, which are designed to treat damaged, occluded or aneurysmal arteries, (ii) the Corvita Peripheral Grafts, used to surgically replace diseased arteries primarily in patients' legs, and (iii) the Corvita AV Access Grafts, arterial-to-venous grafts which are surgically implanted primarily in patients' arms and used to draw and return blood during hemodialysis.

Substantially all of the Company's revenues to date have been attributable to product sales (primarily of Corvita Peripheral Grafts in Europe), sales of invention records, license fees, consulting services and technology.

Corvita Peripheral Grafts have been studied for the past three years in the U.S. under a Food and Drug Administration (FDA) controlled human clinical trial. A 510(k) application to market Corvita Peripheral Grafts in the U.S. was completed and filed with the FDA on December 7, 1995, the FDA responded with questions on March 8, 1996, and the Company responded with answers to the FDA's questions on April 22, 1996. Corvita AV Access Grafts have been studied for almost two years in the U.S. under an FDA-controlled human clinical trial. A feasibility Investigational Device Exemption ("IDE") for the Corvita Endoluminal Grafts for trauma applications was granted by the FDA in 1995, and human clinical trials commenced in the second quarter of fiscal 1996. Additional clinical studies are proceeding in Western Europe, South America and Japan.

The Company, a development stage company, has incurred a loss in each period since its inception and expects to incur continued losses for the fiscal year ending June 30, 1996. For the period from April 7, 1987 (inception) through March 31, 1996, the Company incurred a cumulative net loss of approximately ($33,930,000).

CORVITA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

On November 1, 1994 the Company consummated an initial public offering of 2,625,000 shares of Common Stock, realizing net proceeds of approximately $11,850,000.

On April 11, 1996, the Company and Pfizer Inc. ("Pfizer") jointly announced that they had signed an Agreement and Plan of Merger ("Merger Agreement") pursuant to which HPG Acquisition Corp., a wholly-owned subsidiary of Pfizer, will acquire all of the outstanding stock of Corvita at $10.25 per share, or approximately $85 million. To implement the agreement, Pfizer's subsidiary commenced a cash tender offer on April 17, 1996. Consummation of the merger is conditioned on, among other things, the tender of at least a majority of the outstanding shares of Corvita, on a fully diluted basis, in the tender offer. Shareholders owning approximately 20% of the outstanding shares of Corvita have entered into binding agreements to tender their shares. Assuming the successful completion of the prospective merger, Corvita will operate as a business of the Pfizer Hospital Products Group (HPG).

Certain Risks

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated a significant deficit during the development stage and requires additional financing to continue funding the development, manufacturing scale-up and marketing of its products. In April, 1996, the Company exhausted the remaining portion of the proceeds from its 1994 initial public offering, and since that point it has been funding operations via proceeds of a loan from its prospective merger partner Pfizer.

One compound which the Company uses to synthesize its proprietary Corethane(R) polymers has until recently been supplied from a single source. The Company does not have a supply contract with the supplier, and there can be no assurance that the supplier will continue to provide sufficient quantities of the compound to meet the Company's requirements. Should the supply of this compound be interrupted, or should the supplier be unable to meet the Company's quality requirements, the Company could be materially adversely affected. However, the patent on this compound has expired, and the Company, if need be, has the technical capabilities to manufacture the compound and could redirect resources to accomplish this if necessary. In addition, a second supplier of this compound has recently been established and the Company is in the process of qualifying such second supplier for Company applications.

Hospitals have historically received reimbursement from third party payers, including Medicare and Medicaid, for medical devices used in clinical studies, but not yet approved

CORVITA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

by the FDA. In June 1994, the U.S. Inspector General ("IG") issued a subpoena to over 100 hospitals asking for information regarding their billing of Medicare and Medicaid for reimbursement for procedures using medical devices not approved by the FDA. Subsequently, the IG narrowed its probe to focus on the use of 10 types of unapproved cardiac devices manufactured by various companies (not including the Company), including another manufacturer's vascular graft which was undergoing trials during the period covered by the subpoena. The IG's investigation has resulted in hospitals rejecting certain patients from clinical trials of certain devices due to the risk of not being reimbursed for the costs of the procedure or the device. Consequently, future participation by some hospitals in clinical studies remains questionable. Because of these actions, as well as the duration of regulatory review required in the past by the FDA, many companies have increased their development, clinical trials and commercial activities outside of the U.S. As a result of the potential consequences on medical innovation in the U.S., regulatory and reimbursement issues have been the subject of numerous discussions and debates in and among members of the United States Congress. As a result of Congressional interest, FDA review times have been reduced and the Health Care Financing Administration has announced the change of reimbursement policies effective November 1, 1995, to permit Medicare and Medicaid reimbursement for most investigational devices used in FDA-controlled clinical trials in the U.S. There can be no assurance that this policy change will enhance the rate at which patients are enrolled in the U.S. clinical trials being sponsored by the Company.

To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of its products for use in U.S., European, Japanese and South American clinical trials and for limited commercial sales of Corvita Peripheral Grafts, principally in Europe. The Company has continued to increase manufacturing, quality control and engineering headcount and infrastructure at its U.S. and European facilities. From inception through March 31, 1996, the Company's operating revenues have been approximately $5,624,000, including approximately $3,050,000 in product sales; and cost of goods sold and manufacturing overhead (including quality control and manufacturing engineering) in the comparable period have been approximately $7,289,000.

The Company's manufacturing experience is limited. The Company has expended significant resources on expanding the product line for Corvita Endoluminal Grafts, and is in the process of moving additional products from development engineering pilot lab production into production by manufacturing and quality control personnel operating in clean room manufacturing environments. The Company has periodically encountered manufacturing interruptions and low yields while carefully controlling the scale-up of manufacturing infrastructure, and there can be no assurance that the Company will be able to make the transition to cost-effective commercial production successfully.

CORVITA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

To date, the Company's limited marketing and sales efforts have utilized distributors in several European and Latin American countries, as well as an affiliated corporation in Canada. Upon filing of pre-marketing applications (as noted above, the U.S. pre-market notification to the FDA for Corvita Peripheral Grafts was filed on December 7, 1995) and receipt of FDA approvals for the Corvita Grafts, the Company may begin U.S. sales and marketing activities. The Company has elected to introduce Corvita Grafts by selecting leading clinicians and researchers as investigators in its clinical trials who will publish and otherwise report results to their peers in research and clinical publications and at trade shows.

The Company's success will depend in part on its ability to maintain and protect its intellectual property, including proprietary products, processes, materials, trade secrets, and U.S. and foreign patents, patents pending and trademarks.
The Company currently holds 19 issued United States patents, has obtained rights under 12 other U.S. patents by license, and has pending 18 U.S. patent applications that cover various aspects of its technology. Other companies may have proprietary rights or may have filed patent applications for materials, products or processes competitive with those of the Company. There can be no assurance that any of the Company's pending patent applications will be approved, that its patents will be upheld or not circumvented by competitors, that any patents or licenses will provide commercially significant protection for the Company's products, or that the intellectual property laws of foreign countries in which the Company does or may do business will protect the Company's intellectual property to the same extent as U.S. laws. Further, there can be no assurance that any licenses which might be required by the Company would be available on reasonable terms, if at all. The failure by the Company to acquire or maintain necessary patents or licenses could have a material adverse effect on the Company's ability to commercialize its products.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of efforts by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to substantial litigation costs and/or significant liabilities to third parties, could require the Company to seek licenses from third parties or could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not currently a party to any material patent or other litigation.

CORVITA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Certain of the Company's operations are transacted in foreign currencies. To the extent that the Company conducts operations and sells or licenses its products or technologies outside of the United States, the Company is subject to fluctuations in currency exchange rates. To date, volatility in foreign currency exchange rates has not had a significant impact on the Company's financial position or results of operations.

CORVITA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995. Total revenues decreased, principally as a result of decreased sales of invention records and technology, to approximately $297,000 for the three months ended March 31, 1996 (comprised of approximately $288,000 in product sales and approximately $9,000 in royalties) from approximately $515,000 (comprised of approximately $224,000 in product sales, $250,000 from the sale of intellectual property and approximately $41,000 in consulting services and other operating revenues) for the comparable period of the prior year.

Cost of sales and manufacturing overhead for the three months ended March 31, 1996, decreased slightly to approximately $480,000 from approximately $484,000 in the corresponding period of the previous year. Gross loss was approximately ($183,000) in the three months ended March 31, 1996 compared to a gross profit of approximately $31,000 for the comparable three months of the prior year principally because of reduced sales of technology and intellectual property.

Research and development expenses (including clinical and regulatory expenses) increased to approximately $1,252,000 for the third quarter of fiscal year 1996 from approximately $734,000 in the comparable period of the prior fiscal year, principally as a result of the development, product line expansion and clinical testing costs in the U.S., Europe and South America for Corvita Endoluminal Grafts.

Selling, general and administrative expenses for the three months ended March 31, 1996, were approximately $700,000 versus approximately $632,000 in the corresponding period of fiscal 1995. Increases were primarily due to an increase of approximately $137,000 in professional expenses principally relating to negotiations for a strategic corporate alliance, partially offset by decreases in marketing expenses.

Net interest expense was approximately ($2,000) in the third quarter of fiscal 1996 compared to net interest income of approximately $93,000 in the corresponding period of the prior year. The difference was due to a decrease in interest-bearing cash and short-term investment balances as a result of development stage expenditures reducing the remaining balance of proceeds received on November 1, 1994 from the Company's initial public offering of Common Stock, along with an increase in interest expense related to additional bank loans.

CORVITA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Other expense (excluding interest) increased to approximately ($26,000) for the three months ended March 31, 1996 from other income of approximately $303,000 in the corresponding period of the prior year. The difference was principally due to recognition during the prior fiscal year's third quarter of approximately $283,000 from a European research grant.

Net loss increased to approximately ($2,163,000) for the three months ended March 31, 1996 from approximately ($939,000) for the comparable period of the prior year, principally as a result of decreased sales of technology and intellectual property, increased development and clinical expenses related to Corvita Endoluminal Grafts, increased professional expenses relating to negotiations for a corporate strategic alliance, and decreased grant receipts. The Company expects to incur additional losses in future quarters.


        NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995. Total revenues decreased, principally as a result of decreased sales of technology and intellectual property, to approximately $698,000 for the nine months ended March 31, 1996 (comprised of approximately $667,000 in product sales, approximately $11,000 in royalties and approximately $20,000 in consulting services and technology sales) from approximately $1,029,000 for the comparable period of the prior year (comprised of approximately $597,000 in product sales, approximately $250,000 from the sale of intellectual property and approximately $182,000 in consulting services and technology sales).

Cost of sales and manufacturing overhead for the nine months ended March 31, 1996, increased to approximately $1,580,000 from approximately $1,446,000 in the corresponding period of the previous year, principally as a result of producing a broader product line and a moderate increase in headcount in preparation for expanded future production activity. Gross loss was approximately ($882,000) in the nine months ended March 31, 1996 compared to a gross loss of approximately ($417,000) for the comparable nine months of the prior year principally because of reduced sales of technology and intellectual property coupled with a moderate increase in cost of sales and manufacturing overhead as noted above.

Research and development expenses (including clinical studies and regulatory expenses) increased to approximately $3,406,000 for the nine months of fiscal year 1996 from approximately $2,041,000 in the comparable period of the prior fiscal year, principally as a result of the development, product line expansion and clinical studies costs in the U.S., Europe and South America for Corvita Endoluminal Grafts.

CORVITA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

The Company has accrued $2,000,000 of purchased research for the future obligation to buy a Japanese clinical study and regulatory report on the Corvita Peripheral Grafts when filed with the Japanese Ministry of Health and Welfare. Such obligation, related to regaining certain marketing rights in Japan, was a necessary pre-condition to the signing of a definitive merger agreement with Pfizer.

Selling, general and administrative expenses for the nine months ended March 31, 1996 were approximately $2,258,000, versus approximately $1,678,000 in the corresponding period of the prior fiscal year. Increases were primarily due to an increase of approximately $352,000 in professional expenses principally relating to negotiations involving a strategic corporate alliance, and $250,000 in marketing expenses for the repurchase of Japanese marketing rights for certain Corvita products, including the Corvita Peripheral Graft and the Corvita AV Access Graft, moderately offset by decreases in European marketing expenses.

Net interest income was approximately $47,000 in the first three quarters of fiscal 1996 compared to approximately $86,000 in the corresponding period of the prior year. The difference was principally due to a decrease in interest bearing cash and short-term investment balances along with increases in interest expense related to additional bank loans.

Other income (excluding interest) increased to approximately $170,000 for the nine months ended March 31, 1996 from approximately $37,000 in the corresponding period of the prior year. The difference was principally due to approximately $20,000 from equity in net income (compared to ($52,000) from equity in net loss in the corresponding period of the prior fiscal year) of the Canadian affiliate, along with decreases in other expenses (approximately $200,000) recognized in connection with an unsuccessful initial public offering during the first nine months of prior year. Both of these were partially offset by decreases of approximately $139,000 in European research grants. The Company received approximately $150,000 in European research grants during the first nine months of fiscal 1996 and approximately $289,000 during the comparable period of the prior fiscal year.

Net loss increased to approximately ($8,329,000) for the nine months ended March 31, 1996 from approximately ($4,013,000) for the comparable period of the prior year, principally as a result of decreased sales of technology and intellectual property, the cost of clinical research and marketing rights purchased from Akita Sumitomo Bakelite, Ltd. in Japan, increased development and clinical expenses related to Corvita Endoluminal Grafts, and professional expenses relating to discussions and negotiations for a strategic corporate alliance.
The Company expects to incur additional losses in future quarters.

CORVITA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources

The Company has financed its operations since inception principally through private placements of Preferred Stock (converted into Common Stock upon the Company's initial public offering), net proceeds from its November 1, 1994 initial public offering, product sales (predominantly sales of Corvita Peripheral Grafts in Europe), sales of consulting services and technology, license fees, grant receipts, interest on available cash balances and loans (including loans from Pfizer).

Cash and short term investments equaled approximately $324,000 at March 31, 1996, compared to approximately $5,794,000 at June 30, 1995. The decrease in cash and short term investments was a result of paying development stage expenditures from proceeds of the Company's initial public offering consummated on November 1, 1994. As previously disclosed, the proceeds of the Company's initial public offering funded operations through April, 1996, while the Company negotiated a strategic corporate alliance and considered other financing alternatives.

Inventory totaled approximately $54,000 at March 31, 1996, compared to approximately $105,000 at June 30, 1995. The Company has encountered manufacturing interruptions and low yields while controlling the scale-up of manufacturing infrastructure.

Accrued expenses were approximately $3,154,000 at March 31, 1996 compared to approximately $734,000 at June 30, 1995. The increase in accrued expenses is principally attributable to $2,000,000 projected not to be billable before June, 1996, by Akita Sumitomo Bakelite, Ltd. upon submission to the Japanese Ministry of Health and Welfare of the clinical study report on the Corvita Peripheral Graft.

For the nine months ended March 31, 1996, cash consumed by operating activities increased to approximately ($4,832,000) from approximately ($4,449,000) for the comparable nine months in the prior year, principally as a result of the substantial increase in the Company's net operating loss, largely offset by the increase in accounts payable and accrued expenses.

Investing activities for the nine months ended March 31, 1996 consisted of the sale of short term investments to fund continued development stage expenses, and expenditures of approximately $528,000 for equipment (principally for manufacturing and manufacturing engineering) and the filing and issuance of new patents. In the prior year, the Company purchased short-term investments with proceeds from the Company's initial public offering, and expenditures for equipment and patents totaled approximately $192,000.

CORVITA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

At March 31, 1996, the Company had negative working capital of approximately ($3,302,000) and a stockholders deficit of approximately ($2,338,000). Both became negative during the second quarter of fiscal 1996 as a result of development stage losses including the $2,000,000 Akita Sumitomo Bakelite, Ltd. accrual which will not be payable until at least the fourth quarter of fiscal 1996. Long term debt principally consisted of a non interest-bearing Belgian development loan, payable as a percent of operating revenues. In April, 1996, the Company exhausted the remaining portion of the proceeds from its 1994 initial public offering, and since that point it has been funding operations via proceeds of a loan from its prospective merger partner Pfizer.

Pfizer agreed to make advances to the Company from time to time until the earlier of (i) the termination of the Agreement and Plan of Merger, or (ii) August 9, 1996, in an amount not to exceed $2,000,000. Funds will be advanced in amounts not to exceed $150,000 once every five businessdays, after an initial funding of $500,000. On April 11, 1996, the Company executed a promissory note bearing interest on all outstanding amounts at a rate per annum equal to 8.25%. Interest will be paid monthly in arrears on the last day of each month.

On April 11, 1996, the Company and Pfizer Inc. ("Pfizer") jointly announced that they had signed an Agreement and Plan of Merger ("Merger Agreement") pursuant to which HPG Acquisition Corp., a wholly-owned subsidiary of Pfizer, will acquire all of the outstanding stock of Corvita at $10.25 per share, or approximately $85 million. To implement the agreement, Pfizer's subsidiary commenced a cash tender offer on April 17, 1996. Consummation of the merger is conditioned on, among other things, the tender of at least a majority of the outstanding shares of Corvita, on a fully diluted basis, in the tender offer. Shareholders owning approximately 20% of the outstanding shares of Corvita have entered into binding agreements to tender their shares. Assuming the successful completion of the prospective merger, Corvita will operate as a business of the Pfizer Hospital Products Group (HPG). On April 8, 1996, the Company filed a Schedule 14D-9, Solicitation/Recommendation Statement Pursuant to Section 14(d)(4) of the Securities Exchange Act of 1934 which was mailed to each shareholder of record as of April 4, 1996. Schedule 14-D9 states that the Board of Directors of the Company has unanimously determined that the consideration to be paid for each Share in the Offer and the Merger is fair to the shareholders of the Company and that the Offer and the Merger are otherwise in the best interests of the Company and its shareholders, has approved and adopted the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger, and recommends that all holders of Shares accept the Offer and tender their Shares pursuant to the Offer. Among the number of factors considered by the Board, as set forth fully in Schedule 14D-9 were: Dillon Read & Co., Inc.'s ("Dillon Read") analysis of the Pfizer Offer from a financial point of view, as that analysis was presented to the Board, and the Board s expectation that Dillon Read would supply an

CORVITA CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

opinion to the effect that as of the date of this opinion and based upon and subject to certain matters dated therein, the $10.25 per share cash consideration to be received by the holders of Shares pursuant to the Pfizer Offer and the Merger Agreement is fair from a financial point of view to the public shareholders of the Company (Dillon Read did deliver a final opinion to that effect on April 11, 1996); the fact that on January 18, 1996, the Company issued a press release that stated that the Company was in discussions regarding a possible acquisition of the Company in the $10 per Share range, and the fact that neither prior nor subsequent to such press release did any other party indicate a willingness to pursue an acquisition of the Company for a cash price in excess of the $10.25 per Share price offered by Pfizer; information with regard to the financial condition, results of operations, competitive position, business and prospects of the Company, as reflected in the Company's projections; the historical market price of, and recent trading activity in the Shares; and current economic and market conditions and the going concern value of the Company. The Board of Directors was advised by counsel to the Company, Epstein Becker and Green, P.C. as to its duties in considering the offer.

Part II - OTHER INFORMATION


Item 1.          Legal Proceedings

                 Not applicable.

Item 2.          Changes in Securities

                 Not applicable.

Item 3.          Defaults upon Senior Securities

                 Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

                 Not applicable.

Item 5.          Other Information

                 On April 11, 1996, the Company and Pfizer Inc. ("Pfizer") jointly announced that they had signed an Agreement and Plan of Merger ("Merger Agreement") pursuant to which HPG Acquisition Corp., a wholly-owned subsidiary of Pfizer, will acquire all of the outstanding stock of Corvita at $10.25 per share, or approximately $85 million. To implement the agreement, Pfizer's subsidiary commenced a cash tender offer on April 17, 1996. Consummation of the merger is conditioned on, among other things, the tender of at least a majority of the outstanding shares of Corvita, on a fully diluted basis, in the tender offer. Shareholders owning approximately 20% of the outstanding shares of Corvita have entered into binding agreements to tender their shares. Assuming the successful completion of the prospective merger, Corvita will operate as a business of the Pfizer Hospital Products Group (HPG).

Item 6.          Exhibits and Reports on Form 8-K

                 a.       Exhibits

                          10.67 Second Lease Amendment, dated January 22, 1996, with The Graham Companies (amending the Lease, dated February 12, 1990, with The Graham Companies, as amended).

                          10.68 Letter Agreement, dated March 4, 1996, with Acuson Corporation.

                          10.69 License Agreement, dated April 9, 1996, with The Polymer Technology Group.

                          10.70            Consent to Assignment of License
                                           and Supply Agreement, dated April 9,
                                           1996, with Vascor, Inc.

                          10.71 Agreement and Plan of Merger among Pfizer Inc., HPG Acquisition
                                         Corporation and Corvita Corporation
                                         dated as of April 11, 1996. (Included
                                         by reference to the Schedule 14D-9
                                         with exhibits filed on April 18, 1996.)

                          10.72          License Agreement dated April 11,
                                         1996 entered between Corvita
                                         Corporation and Pfizer Inc. (Included
                                         by reference to the Schedule 14D-9
                                         with exhibits filed on April 18, 1996.)

                          10.73          Stock Purchase Agreement, dated as
                                         of April 11, 1996 among Corvita
                                         Corporation, and George A. Adams,
                                         David C. MacGregor, Gregory J.
                                         Wilson and Jennie M. Wilson, as
                                         trustees for the Gregory Wilson
                                         Family Trust, and Jennie M. Wilson.
                                         (Included by reference to the
                                         Schedule 14D-9 with exhibits filed on
                                         April 18, 1996.)

                          10.74 Stock Purchase Agreement between Corvita Corporation and Research Visions Canada, Inc., dated as of April 11, 1996. (Included by reference to the Schedule 14D-9 with exhibits filed on April 18, 1996.)

                          10.75          Loan Agreement among Pfizer Inc.,
                                         HPG Acquisition Corporation, and
                                         Corvita Corporation, dated as of
                                         April 11, 1996. (Included by reference
                                         to the Schedule 14D-9 with exhibits
                                         filed on April 18, 1996.)

                          10.76 Confidentiality and Standstill Agreement, dated August 16, 1995, between Dillon, Read & Co. Inc. on behalf of Corvita Corporation and Pfizer Inc. (Included by reference to the Schedule 14D-9 with exhibits filed on April 18, 1996.)

                          10.77 Letter to Shareholders of Corvita Corporation, dated April 17, 1996. (Included by reference to the
                                         Schedule 14D-9 with exhibits
                                         filed on April 18, 1996.)

                          10.78 Opinion of Dillon, Read & Co. Inc., dated April 11, 1996, and Consent By Dillon Read to the inclusion of the Opinion as an Exhibit, dated
                                         April 16, 1996. (Included by
                                         reference to the Schedule 14D-9 with
                                         exhibits filed on April 18, 1996.)

                          10.79 Shareholders Agreement, dated as of April 11, 1996, among Pfizer Inc., HPG Acquisition Corp. and certain shareholders named therein, and including Schedule 1 thereto.
                                         (Included by reference to the
                                         Schedule 14D-9 with exhibits filed on
                                         April 18, 1996.)

                          27             Financial Data Schedule (for SEC use
                                         only)


                 b.       Reports on Form 8-K

                          None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CORVITA CORPORATION


Date:  May 10, 1996                     /s/ Norman R. Weldon
                                        --------------------------------
                                               Norman R. Weldon
                                               President and Chief Executive
                                               Officer


Date:  May 10, 1996                     /s/ Robert E. Boyett
                                        --------------------------------
                                               Robert E. Boyett
                                               Treasurer (Principal Accounting
                                               Officer)